Form 10-Q
period 1996-03-31
INTERNATIONAL METALS ACQUISITION CORP
filed 1996-05-15
CIK 907116

UNITED STATES
                         SECURITIES AND EXCHANGE COMMISSION

                               Washington, D.C. 20549
                                     Form 10-Q

                  Quarterly Report Pursuant to Section 13 or 15(d)
                       of the Securities Exchange Act of 1934

                        For the Quarter Ended March 31, 1996
                           Commission File Number 0-22206

                    INTERNATIONAL METALS ACQUISITION CORPORATION
               (Exact name of registrant as specified in its charter)

                                      Delaware
                          (State or other jurisdiction of

                           incorporation or organization)

                                     59-3182820
                                  (I.R.S. Employer

                               Identification Number)

                                 667 Madison Avenue

                              New York, New York 10021
                      (Address of principal executive office)

                                   (212) 317-1000

                              (Registrant's telephone
                            number, including area code)

                                        N/A

                (Former name, former address and former fiscal year, if changed since last report.)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

            YES      X                                      NO

Number of shares of Common Stock Outstanding at March 31, 1996

    Common Stock, $.001 par value                        3,500,000
               (Class)                                 (Number of Shares)

INTERNATIONAL METALS ACQUISITION CORPORATION

INDEX TO MARCH 31, 1996 FORM 10-Q

- - ------------------------------------------------------------------------------


                                                                       PAGE

PART I - FINANCIAL INFORMATION (UNAUDITED)

  FINANCIAL STATEMENTS (UNAUDITED):

      INTERNATIONAL METALS ACQUISITION CORPORATION ("IMAC")
        AND SUBSIDIARIES:

            BALANCE SHEETS...........................................     3
            STATEMENTS OF INCOME.....................................     4
            STATEMENTS OF COMMON STOCK,
              PREFERRED STOCK, ADDITIONAL

              PAID-IN CAPITAL AND DEFICIT............................     5
               STATEMENTS OF CASH FLOWS..............................     6
               NOTES TO FINANCIAL STATEMENTS.........................  7-11

      NIAGARA COLD DRAWN CORP. AND SUBSIDIARY ("NIAGARA")
        (PREDECESSOR COMPANY, INFORMATION PRIOR TO DATE OF
        ACQUISITION BY IMAC HEREIN DISCLOSED):

            STATEMENTS OF INCOME.....................................    13
            STATEMENTS OF CASH FLOWS.................................    14
            NOTES TO FINANCIAL STATEMENTS............................ 15-17

  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

     AND RESULTS OF OPERATIONS.......................................    18

PART II - OTHER INFORMATION..........................................    20

SIGNATURES...........................................................    23




                                                                      INTERNATIONAL METALS ACQUISITION CORPORATION
                                                                                                  AND SUBSIDIARIES

                                                                                                    BALANCE SHEETS
=============================================================================================================================
                                                                                      December 31,             March 31,
                                                                                         1995(a)                1996(b)

- - -----------------------------------------------------------------------------------------------------------------------------
                                                                                                              (unaudited)
ASSETS
CURRENT:
   Cash and cash equivalents                                                                $ 2,186,897      $  1,746,633
   Trade accounts receivable, net of allowance for doubtful
   accounts of $183,700 and $333,146                                                          4,239,369         9,419,654
   Inventories                                                                               14,743,541        14,862,466
   Other current assets                                                                         165,874           310,445
- - -----------------------------------------------------------------------------------------------------------------------------
           TOTAL CURRENT ASSETS                                                              21,335,681        26,339,198
PROPERTY, PLANT AND EQUIPMENT, NET OF ACCUMULATED DEPRECIATION                               12,745,144        20,092,750
GOODWILL ON ACQUISITION OF SOUTHWEST, NET OF ACCUMULATED AMORTIZATION                                 -         2,484,761
OTHER ASSETS, NET                                                                               512,587           744,567
- - -----------------------------------------------------------------------------------------------------------------------------
                                                                                            $34,593,412       $49,661,276
=============================================================================================================================
LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT:

   Trade accounts payable                                                                   $ 4,786,769      $  7,319,463
   Accrued expenses and compensation                                                          3,728,388         2,972,944
   Current maturities of long-term debt                                                         733,048           275,273
   Deferred income taxes                                                                        202,000           209,241
- - -----------------------------------------------------------------------------------------------------------------------------
        TOTAL CURRENT LIABILITIES                                                             9,450,205        10,776,921
- - -----------------------------------------------------------------------------------------------------------------------------
LONG-TERM DEBT, LESS CURRENT MATURITIES                                                       6,968,860        20,474,087
- - -----------------------------------------------------------------------------------------------------------------------------
DEFERRED INCOME TAXES                                                                         3,712,000         3,656,000
- - -----------------------------------------------------------------------------------------------------------------------------
STOCKHOLDERS' EQUITY:
   Preferred stock, $.001 par value - shares authorized 1,000,000; none outstanding                   -                 -
   Common stock, $.001 par value - shares authorized 50,000,000; outstanding 3,500,000            3,500             3,500
   Additional paid-in capital                                                                15,560,296        15,560,296
   Deficit                                                                                  (1,101,449)         (809,528)
- - -----------------------------------------------------------------------------------------------------------------------------
        TOTAL STOCKHOLDERS' EQUITY                                                           14,462,347        14,754,268
- - -----------------------------------------------------------------------------------------------------------------------------
                                                                                            $34,593,412       $49,661,276
=============================================================================================================================

- - --------------
(a)   Includes the balance sheets of International Metals Acquisition Corporation and Niagara Cold Drawn Corp. as of
        December 31, 1995.

(b)   Includes the balance sheets of International Metals Acquisition Corporation, Niagara Cold Drawn Corp.
        and Southwest Steel Company, Inc. as of March 31, 1996.

- - -----------------------------------------------------------------------------------------------------------------------------


                                                                               See accompanying notes to financial statements.

- - ------------------------------------------------------------------------------




                                  INTERNATIONAL METALS ACQUISITION CORPORATION
                                                              AND SUBSIDIARIES

                                                          STATEMENTS OF INCOME
                                                                   (UNAUDITED)

Three months ended March 31,                    1995(a)            1996(b)
- - ------------------------------------------------------------------------------
NET SALES                                       $    --         $ 18,803,737

COST OF PRODUCTS SOLD                                --           16,053,892
- - ------------------------------------------------------------------------------
    GROSS PROFIT                                     --            2,749,845

OPERATING EXPENSES:

  Selling, general and administrative              54,103          2,013,007
- - ------------------------------------------------------------------------------
      INCOME (LOSS) FROM OPERATIONS               (54,103)           736,838

OTHER INCOME (EXPENSE):

  Interest income                                 210,112             25,291

  Interest expense                                   --             (298,008)
- - ------------------------------------------------------------------------------
      INCOME BEFORE TAXES ON INCOME               156,009            464,121

TAXES ON INCOME                                      --              172,200
- - ------------------------------------------------------------------------------
NET INCOME FOR THE PERIOD                    $    156,009       $    291,921
==============================================================================
NET INCOME PER SHARE                         $       0.04       $       0.08
==============================================================================
WEIGHTED AVERAGE COMMON SHARES OUTSTANDING      3,500,000          3,500,000
==============================================================================

(a) Includes the results of International Metals Acquisition Corporation only.

(b) Includes the results of International Metals Acquisition Corporation and Niagara Cold Drawn Corp. for the period from January 1, 1996 to March 31, 1996, and the results of Southwest Steel Company, Inc. for the period from February 1, 1996 to March 31, 1996.
==============================================================================

                               See accompanying notes to financial statements.





                                                                                   INTERNATIONAL METALS ACQUISITION CORPORATION
                                                                                                               AND SUBSIDIARIES
=================================================================================================================================
                                            STATEMENTS OF COMMON STOCK, PREFERRED STOCK, ADDITIONAL PAID-IN CAPITAL AND DEFICIT
                                                                                                                    (UNAUDITED)
Period January 1, 1996 to March 31, 1996
- - ---------------------------------------------------------------------------------------------------------------------------------

                                   Common stock              Preferred stock
                            -------------------------    ----------------------    Additional        Retained
                              Number of                   Number of                 paid-in          earnings
                               shares        Amount        shares       Amount      capital          (deficit)         Total
- - ---------------------------------------------------------------------------------------------------------------------------------
BALANCE, JANUARY 1, 1996     3,500,000    $   3,500          -            $-      $ 15,560,296    $ (1,101,449)    $ 14,462,347
Net income for the period            -            -          -             -                 -         291,921          291,921
- - ---------------------------------------------------------------------------------------------------------------------------------
BALANCE, MARCH 31, 1996      3,500,000    $   3,500          -            $-      $ 15,560,296    $   (809,528)    $ 14,754,268
- - ---------------------------------------------------------------------------------------------------------------------------------

                                                                                 See accompanying notes to financial statements.





                                                                             INTERNATIONAL METALS ACQUISITION CORPORATION
                                                                                                         AND SUBSIDIARIES

                                                                                                 STATEMENTS OF CASH FLOWS
                                                                                                              (UNAUDITED)

Three months ended March 31,                                                                 1995(a)           1996(b)
- - ------------------------------------------------------------------------------------------------------------------------
CASH FLOWS FROM OPERATING ACTIVITIES:

   Net income                                                                             $   156,009        $   291,921
- - ------------------------------------------------------------------------------------------------------------------------
   Adjustments to reconcile net income to net cash provided by (used in)
operating activities:

        Depreciation and amortization                                                           1,341            388,169
        Deferred income taxes                                                                    --               29,500
        Allowance for bad debts                                                                  --               14,859
        Changes in assets and liabilities, net of effects from purchase of
Southwest:

          Increase in interest on U.S. Government secu- rities held in Trust Fund            (197,112)                 -
          Increase in accounts receivable                                                        --           (2,280,720)
          Decrease in inventories                                                                --            3,100,786
          Decrease in prepaid expenses                                                           --               48,753
          Increase in other assets                                                               --             (261,733)
          Decrease in accounts payable and accrued expenses                                    (8,000)          (717,624)
- - ------------------------------------------------------------------------------------------------------------------------
                   TOTAL ADJUSTMENTS                                                         (203,771)           321,990
- - ------------------------------------------------------------------------------------------------------------------------
                   NET CASH PROVIDED BY (USED IN) OPERAT- ING ACTIVITIES                      (47,762)           613,911
- - ------------------------------------------------------------------------------------------------------------------------
CASH FLOWS FROM INVESTING ACTIVITIES:
   Acquisition of Southwest, net of cash acquired                                                --           (3,004,999)
   Acquisitions of fixed assets, net                                                             --           (1,133,979)
- - ------------------------------------------------------------------------------------------------------------------------
                   NET CASH USED IN INVESTING ACTIVITIES                                         --           (4,138,978)
- - ------------------------------------------------------------------------------------------------------------------------
CASH FLOWS FROM FINANCING ACTIVITIES:
   Net proceeds from financing                                                                   --            3,084,803
- - ------------------------------------------------------------------------------------------------------------------------
NET DECREASE IN CASH AND CASH EQUIVALENTS                                                     (47,762)          (440,264)
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                                                936,757          2,186,897
- - ------------------------------------------------------------------------------------------------------------------------
CASH AND CASH EQUIVALENTS, END OF PERIOD                                                  $   888,995        $ 1,746,633
========================================================================================================================
- - -----------
(a)   Includes the cash flows of International Metals Acquisition Corporation only.
(b)   Includes the cash flows of International Metals Acquisition Corporation and Niagara Cold Drawn Corp. for the
         period from January 1, 1996 to March 31, 1996 and the cash flows of Southwest Steel Company, Inc.
         for the period from February 1, 1996 to March 31, 1996.






                                  INTERNATIONAL METALS ACQUISITION CORPORATION
                                                              AND SUBSIDIARIES

                             NOTES TO FINANCIAL STATEMENTS - INFORMATION AS OF
                                      MARCH 31, 1996 AND FOR THE PERIODS ENDED
                                         MARCH 31, 1995 AND 1996 IS UNAUDITED.

 1.   BASIS OF             The accompanying financial statements are unaudited;
      PRESENTATION         however, in the opinion of management, all
                           adjustments necessary for a fair statement of financial position and results for the stated periods have been included. These adjustments are of a normal recurring nature. Selected information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. Results for interim periods are not necessarily indicative of the results to be expected for an entire fiscal year. It is suggested that these condensed financial statements be read in conjunction with the audited financial statements and notes thereto as of and for the year ended December 31, 1995.

                           On August 16, 1995, International Metals
                           Acquisition Corporation ("IMAC") acquired all of the issued and outstanding common and preferred stock of Niagara Cold Drawn Corp. ("Niagara"), a manufacturer of cold drawn steel bars, for $10,744,045 in cash. The acquisition was accounted for as a purchase and the consolidated financial statements include the results of Niagara from August 17, 1995. (See Note 4.)

                           The purchase price for Niagara, including certain transaction expenses of $1,174,377, totaled $11,918,422. Niagara's stockholder's equity at August 16, 1995 was $6,519,678. After giving effect to this excess and a $3,309,000 deferred tax liability, the purchase price for Niagara exceeded the book value of Niagara's stockholder's equity by approximately $8,708,000. This excess was allocated to the carrying amounts of certain assets of Niagara. As a result of the Niagara acquisition, IMAC was able to utilize its net operating loss carryforward at August 16, 1995 of approximately $1,150,000. The tax benefit of this loss (that was previously fully reserved by a valuation allowance) totals approximately $460,000, which amount was recorded as a deferred tax asset at the date of the acquisition. Approximately $1,000,000 of this loss was utilized as of December 31, 1995, and the remainder was utilized during the quarter ended March 31, 1996 to reduce current tax liabilities. In accordance with SFAS 109, the tax benefit received from this utilization was reflected as a reduction of the deferred tax asset rather than a reduction in tax expense in the statement of operations.

                           On January 31, 1996, Niagara entered into a stock purchase agreement with the stockholders of Southwest Steel Company, Inc. ("Southwest"), a manufacturer of cold drawn steel bars, pursuant to which, and simultaneously therewith, Niagara purchased all of the outstanding capital stock of Southwest for $1,920,000 in cash and $1,156,773 principal amount of Niagara promissory notes guaranteed by IMAC. In connection with this acquisition, Niagara discharged $8,518,691 of Southwest indebtedness and IMAC guaranteed $898,000 of Southwest indebtedness to a former Southwest stockholder. The acquisition was accounted for as a purchase and financed by a $12,000,000 term loan facility and the utilization of a portion of Niagara's revolving line of credit. The consolidated financial statements include the results of Southwest from February 1, 1996.

                           The purchase price of Southwest, including certain transaction expenses of $483,270, totaled $3,560,043. Southwest's stockholders' equity at January 31, 1996 was $1,071,782. This excess of $2,488,261 has been allocated to goodwill.

                           On May 8, 1996, in accordance with the provisions of the Southwest stock purchase agreement, Niagara asserted indemnification claims in the aggregate amount of $1,289,956 against the former stockholders of Southwest. Such stockholders have not yet responded to these claims. Any amount received in satisfaction of these claims would be accounted for as a reduction in purchase price and an adjustment to goodwill.

 2.   ACQUISITIONS OF      As discussed in Note 1 above, on August 16, 1995,
      NIAGARA AND          IMAC acquired all of the issued and outstanding
      SOUTHWEST            shares of common and preferred stock of Niagara,
                           and on January 31, 1996 Niagara acquired all of the issued and outstanding capital stock of Southwest.

                           Pro forma results of operations, as if both acquisitions had occurred on January 1, 1995, are detailed below. Pro forma adjustments primarily include additional depreciation and amortization on the excess purchase price allocated to property, plant, equipment (Niagara) and goodwill (Southwest), elimination of interest income on the portion of IMAC's investment in a U.S. government security deposited in the trust fund liquidated on consummation of the acquisition of Niagara and elimination of other nonrecurring items. This pro forma financial data does not purport to be indicative of the results which actually could have been obtained had such transactions been completed as of the assumed dates or which may be obtained in the future.

                                           Three months      Three months
                                          ended March 31,   ended March 31,

  In thousands                                 1995              1996
  -------------------------------------------------------------------------
  Net sales                                  $22,981            $21,390
  Net income                                     493                315
  Net income per share                           .14                .09
  -------------------------------------------------------------------------



 3.   INVENTORIES          Inventories consisted of the following:

                                      December 31,         March 31,
                                         1995                1996
  -------------------------------------------------------------------------
  Raw materials                       $6,978,363          $ 5,400,929
  Work-in-process                      1,088,153            1,250,527
  Finished goods                       6,677,025            8,211,010
  -------------------------------------------------------------------------
                                     $14,743,541          $14,862,466
  -------------------------------------------------------------------------



  Inventories are stated using the LIFO method.




 4. CONTINGENCIES          Niagara is subject to Federal, state and local
                           environmental laws and regulations concerning, among other matters, water emissions and waste disposal. Management believes that Niagara currently is in material compliance with all applicable environmental laws and regulations.

                           During 1994, Axia, Inc. ("Axia"), the prior owner of Niagara's Buffalo, N.Y. property, alleged that Niagara and certain other parties are responsible for some or all of the costs that may be incurred to remediate a site adjoining such property. Axia requested payment of $200,000 in exchange for Axia's agreeing to assume full responsibility for the remediation and to indemnify Niagara against any claim arising from this matter. Niagara is presently negotiating with Axia and has offered to pay $40,000 in exchange for Axia's agreeing to assume full responsibility for the remediation and to indemnify Niagara against any claim arising from this matter. Axia did not respond to the offer but suggested that the parties continue their settlement discussions. The balance sheets at December 31, 1995 and March 31, 1996 include an accrued liability of $40,000 for this contingency.

                           In accordance with the stock purchase agreement for the acquisition of Niagara, on August 16, 1995, Niagara's former majority stockholder, Adage, Inc. ("Adage"), paid $1,666,327 to certain senior management of Niagara in satisfaction of such individuals' rights under their existing stock option and employment agreements. Niagara treated this payment, which is reflected as an employment expense deduction on Niagara's financial statements for the period ended August 16, 1995, as a contri-bution of additional paid-in capital and compensation to management. Pursuant to the stock purchase agreement, Niagara is required to pay Adage an amount equal to Niagara's Federal income taxes for the taxable period January 1, 1995 through August 16, 1995, computed as if Niagara were not included in a consolidated Federal income tax return for such period. In determining such amount, Niagara deducted from its income the payment made to senior management, thereby reducing the amount payable by Niagara to Adage. Adage has disputed Niagara's taking of this $1,666,327 deduction, the tax effect of which is approximately $567,000, which, if deemed payable, would be accounted for as an adjustment to the purchase price of Niagara. Pursuant to the stock purchase agreement, this matter is subject to binding arbitration by an independent accounting firm.

                           Under Niagara's insurance programs, coverage is obtained for catastrophic exposures, as well as those risks required to be insured by law or contract. It is the policy of Niagara to retain a portion of certain expected losses related primarily to workers' compensation, physical loss to property, business interruption resulting from such loss and comprehensive general, product, vehicle, medical and life benefits and liability. Provisions for losses expected under these programs are recorded based upon Niagara's estimates of the aggregate liability, actual and estimated, for claims. Such estimates utilize certain actuarial assumptions followed in the insurance industry and are included in accrued expenses.


                                                      NIAGARA COLD DRAWN CORP.
                                                                AND SUBSIDIARY

                                                                      CONTENTS
==============================================================================
NIAGARA COLD DRAWN CORP. is considered a predecessor company:

      Statements of income                                               13
      Statements of cash flows                                           14
      Notes to financial statements                                   15-17



                                                      NIAGARA COLD DRAWN CORP.
                                                                AND SUBSIDIARY

                                                          STATEMENTS OF INCOME
                                                                   (UNAUDITED)
==============================================================================
                                                                    Memorandum
                                                                       only
                                                                   -----------
Three months ended March 31,                           1995           1996 (a)
- - ------------------------------------------------------------------------------
NET SALES                                         $ 13,464,040    $ 18,803,737
COST OF PRODUCTS SOLD                               11,134,164      16,053,892
- - ------------------------------------------------------------------------------
      GROSS PROFIT                                   2,329,876       2,749,845
Selling, general and administrative expenses         1,272,650       1,827,449
- - ------------------------------------------------------------------------------
      INCOME FROM OPERATIONS                         1,057,226         922,396
OTHER INCOME (EXPENSE):

  Interest                                            (202,934)       (298,008)
- - ------------------------------------------------------------------------------
      INCOME BEFORE TAXES ON INCOME                    854,292         624,388
TAXES ON INCOME                                        315,000         239,000
- - ------------------------------------------------------------------------------
NET INCOME                                        $    539,292    $    385,388
==============================================================================

- - ---------

(a) This information is provided for informational purposes only to provide for comparisons to prior periods. The amounts were derived from combining Niagara's results of operations from January 1, 1996 to March 31, 1996 with Southwest's results of operations from February 1, 1996 to March 31, 1996.
==============================================================================
                               See accompanying notes to financial statements.




                                                      NIAGARA COLD DRAWN CORP.
                                                                AND SUBSIDIARY

                                                      STATEMENTS OF CASH FLOWS
                                                                   (UNAUDITED)

Three months ended March 31,                                         1995(a)
- - ------------------------------------------------------------------------------
CASH FLOWS FROM OPERATING ACTIVITIES:

  Net income                                                      $  539,292
- - ------------------------------------------------------------------------------
  Adjustments to reconcile net income to net cash provided by operating activities:

      Allowance for doubtful accounts                               157,000
      Depreciation and amortization                                 197,649
        Decrease (increase) in:
        Inventories                                                  48,156
        Trade accounts receivable                                (1,330,884)
        Other current assets                                         15,212
        Other assets                                               (220,534)
      Increase in:

        Trade accounts payable and accrued expenses               1,461,936
- - ------------------------------------------------------------------------------
             TOTAL ADJUSTMENTS                                      328,535

- - ------------------------------------------------------------------------------
             NET CASH PROVIDED BY OPERATING ACTIVITIES              867,827
- - ------------------------------------------------------------------------------
CASH FLOWS FROM INVESTING ACTIVITIES:

  Acquisition of fixed assets, net                                  144,666
- - ------------------------------------------------------------------------------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Net proceeds from financing                                       184,481
  Due to former shareholder                                        (888,554)
  Payment for redemption of preferred stock                        (338,812)
- - ------------------------------------------------------------------------------
             NET CASH USED IN FINANCING ACTIVITIES               (1,042,885)
- - ------------------------------------------------------------------------------
NET DECREASE IN CASH                                                (30,392)
CASH, BEGINNING OF PERIOD                                            30,392

- - ------------------------------------------------------------------------------
CASH, END OF PERIOD                                               $       -
==============================================================================
- - ---------
(a) Includes the cash flows of Niagara Cold Drawn Corp. only.
==============================================================================

                               See accompanying notes to financial statements.


                                                      NIAGARA COLD DRAWN CORP.
                                                                AND SUBSIDIARY

                           NOTES TO FINANCIAL STATEMENTS - INFORMATION FOR THE PERIODS ENDED MARCH 31, 1995 AND 1996 IS UNAUDITED.

 1.   BASIS OF             The accompanying financial statements are unaudited;
      PRESENTATION         however, in the opinion of management, all
                           adjustments necessary for a fair statement of results for the stated periods have been included.
                           These adjustments are of a normal recurring nature.
                           Selected information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted.
                           Results for interim periods are not necessarily indicative of the results to be expected for an entire fiscal year. It is suggested that these condensed financial statements be read in conjunc-tion with the audited financial statements and notes thereto as of and for the year ending
                           December 31, 1995.

                           On January 31, 1996, Niagara entered into a stock purchase agreement with the stockholders of Southwest Steel Company, Inc. ("Southwest"), a manufacturer of cold drawn steel bars, pursuant to which, and simultaneously therewith, Niagara purchased all of the outstanding capital stock of Southwest for $1,920,000 in cash and $1,156,773 principal amount of Niagara promissory notes guaranteed by IMAC. In connection with this acquisition, Niagara discharged $8,518,691 of Southwest indebtedness and IMAC guaranteed $898,000 of Southwest indebtedness to a former Southwest stockholder. The acquisition was accounted for as a purchase, and financed by a $12,000,000 term loan facility and the utilization of a portion of Niagara's revolving line of credit. The Niagara financial statements include the results of Southwest from February 1, 1996.

                           The purchase price of Southwest, including certain transaction expenses of $483,270, totaled $3,560,043. Southwest's stockholders' equity at January 31, 1996 was $1,071,782. This excess of $2,488,261 has been allocated to goodwill.

                           On May 8, 1996, in accordance with the provisions of the Southwest stock purchase agreement, Niagara asserted indemnification claims in the aggregate amount of $1,289,956 against the former stockholders of Southwest. Such stockholders have not yet responded to these claims. Any amount received in satisfaction of these claims would be accounted for as a reduction in purchase price and an adjustment to goodwill.

 2. CONTINGENCIES          Niagara is subject to Federal, state and local
                           environmental laws and regulations concerning, among other matters, water emissions and waste disposal. Management believes that Niagara currently is in material compliance with all applicable environmental laws and regulations.

                           During 1994, Axia, Inc. ("Axia"), the prior owner of Niagara's Buffalo, N.Y. property, alleged that Niagara and certain other parties are responsible for some or all of the costs that may be incurred to remediate a site adjoining such property. Axia requested payment of $200,000 in exchange for Axia's agreeing to assume full responsibility for the remediation and to indemnify Niagara against any claim arising from this matter. Niagara is presently negotiating with Axia and has offered to pay $40,000 in exchange for Axia's agreeing to assume full responsibility for the remediation and to indemnify Niagara against any claim arising from this matter. Axia did not respond to the offer but suggested that the parties continue their settlement discussions. The balance sheets at December 31, 1995 and March 31, 1996 include an accrued liability of $40,000 for this contingency.

                           In accordance with the stock purchase agreement for the acquisition of Niagara, on August 16, 1995, Niagara's former majority stockholder, Adage, Inc. ("Adage"), paid $1,666,327 to certain senior management of Niagara in satisfaction of such individuals' rights under their existing stock option and employment agreements. Niagara treated this payment, which is reflected as an employment expense deduction on Niagara's financial statements for the period ended August 16, 1995, as a contri-bution of additional paid-in capital and compensation to management. Pursuant to the stock purchase agreement, Niagara is required to pay Adage an amount equal to Niagara's Federal income taxes for the taxable period January 1, 1995 through August 16, 1995, computed as if Niagara were not included in a consolidated Federal income tax return for such period. In determining such amount, Niagara deducted from its income the payment made to senior management, thereby reducing the amount payable by Niagara to Adage. Adage has disputed Niagara's taking of this $1,666,327 deduction, the tax effect of which is approximately $567,000, which, if deemed payable, would be accounted for as an adjustment to the purchase price of Niagara. Pursuant to the stock purchase agreement, this matter is subject to binding arbitration by an independent accounting firm.

                           Under Niagara's insurance programs, coverage is obtained for catastrophic exposures, as well as those risks required to be insured by law or contract. It is the policy of Niagara to retain a portion of certain expected losses related primarily to workers' compensation, physical loss to property, business interruption resulting from such loss and comprehensive general, product, vehicle, medical and life benefits and liability. Provisions for losses expected under these programs are recorded based upon Niagara's estimates of the aggregate liability, actual and estimated, for claims. Such estimates utilize certain actuarial assumptions followed in the insurance industry and are included in accrued expenses.



                       MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                    FINANCIAL CONDITION AND RESULTS OF OPERATIONS

      International Metals Acquisition Corporation ("IMAC," and, with its subsidiaries, the "Company"), a Delaware corporation, was organized on April 27, 1993 with the objective of acquiring an operating business engaged in the metals processing and distribution industry or metals-related manufacturing industry.

      On June 1, 1995, IMAC entered into a stock purchase agreement with the stockholders of Niagara Cold Drawn Corp. ("Niagara Cold Drawn"), a manufacturer of cold drawn steel bars, providing for the purchase by IMAC of all outstanding shares of common and preferred stock of Niagara Cold Drawn for $10,744,045 in cash. This acquisition was consummated on August 16, 1995.

      On January 31, 1996, Niagara Cold Drawn entered into a stock purchase agreement with the stockholders of Southwest Steel Company, Inc. ("Southwest"), a manufacturer of cold drawn steel bars, pursuant to which, and simultaneously therewith, Niagara Cold Drawn purchased all outstanding capital stock of Southwest for $1,920,000 in cash and $1,156,773 principal amount of Niagara Cold Drawn promissory notes guaranteed by IMAC. In connection with this acquisition, Niagara Cold Drawn discharged $8,518,691 of Southwest indebtedness and IMAC guaranteed $898,000 of Southwest indebtedness to a former Southwest stockholder. On May 8, 1996, Niagara Cold Drawn asserted an aggregate of $1,289,956 of indemnification claims against the former Southwest stockholders. (See Note 1 to the financial statements of the Company and Niagara.)

      IMAC is engaged in substantive commercial activity through Niagara Cold Drawn and Southwest and the following comparison of results of operations relates primarily to the operations of such subsidiaries. In this connection, Niagara Cold Drawn and Southwest are referred to as "Niagara."

THREE MONTHS ENDED MARCH 31, 1996 COMPARED WITH MARCH 31, 1995

      Net sales for the three months ended March 31, 1996 were $18,803,737, representing an increase of $5,339,697 or 39.7% over the same period in 1995. This increase resulted from an increase in sales primarily due to the acquisition of Southwest.

      Cost of sales for the three months ended March 31, 1996 increased by $4,919,728 to $16,053,892, representing an increase of 44.2% over the same period in 1995. This increase was primarily caused by the growth in sales. Gross margins for the first quarter of 1996 decreased approximately 2.7% primarily due to lower selling prices.

      Selling, general and administrative expenses of Niagara (not including freight, management fees, bonuses and step-up amortization) for the three months ended March 31, 1996 increased by approximately $215,000 to approximately $1,159,000, or 6.2% of sales compared to 7.0% for the same period in 1995. This increase was primarily due to costs associated with the increase in sales.

      Interest expense for the three months ended March 31, 1996 increased $95,066 to $298,008 due to increased levels of borrowing.

      Pre-tax income for the three months ended March 31, 1996 was $624,388, a decrease of $229,904 or approximately 27% from the three months ended March 31, 1995. Approximately $200,000 of this decrease resulted from increased administrative expenses and step-up amortization.

LIQUIDITY AND CAPITAL RESOURCES

            At March 31, 1996, the Company had approximately $1,746,000 in cash and cash equivalents. Such funds are used for working capital and other corporate purposes. IMAC's selling, general and administrative expenses increased by $243,000 for the three months ended March 31, 1996 to approximately $297,000. IMAC's interest income for the three months ended March 31, 1996 was approximately $25,000 compared to approximately $210,000 for the same period in 1995. The increase in expenses and decrease in interest income were due primarily to the completion of the acquisition of Niagara Cold Drawn.

      Niagara's principal long-term liquidity requirement has been and is expected to be the funding of capital expenditures to modernize, improve and expand its facilities, machinery and equipment. Capital expenditures for the three months ended March 31, 1996 totaled approximately $1,134,000 compared to approximately $145,000 for the same period in 1995. Most of this increase related to the continued construction of Niagara's new facility in Midlothian, Texas.

      Niagara Cold Drawn has credit facilities (the "Credit Facilities") with Manufacturers and Traders Trust Company. These Facilities are guaranteed by IMAC and consist of: (i) a $12,000,000 term loan facility (the "Term Loan Facility") and (ii) a $14,000,000 revolving credit facility (the "Revolving Credit Facility"). The Credit Facilities are guaranteed by IMAC and Southwest, are primarily secured by Niagara's eligible accounts receivable and inventory, and carry restrictions on, among other things, capital expenditures, dividends and changes in control of Niagara and require minimum levels of net worth through maturity. Niagara is in compliance with these provisions.

      The Term Loan Facility provides for the payment of (i) interest in monthly installments from March 1, 1996 through February 1, 1997 and (ii) principal and interest in monthly installments from March 1, 1997 through February 1, 2003. The interest rate is fixed at 7.49% for the first two years and thereafter will be periodically adjusted to 2.5% above the average yield on certain United States Treasury obligations. Loans made pursuant to the Revolving Credit Facility are secured by, and based on, a percentage of eligible accounts receivable and inventory and will mature on January 31, 1999. The interest rate on each loan is 2.5% above the applicable LIBOR rate. Monthly interest payments commenced on March 1, 1996.

      Working capital of the Company at March 31, 1996 was $15,562,277 as compared to $11,885,476 on December 31, 1995. At March 31, 1996, Niagara had borrowed $5,816,459 under the Revolving Credit Facility and had $7,883,441 in available credit under this Facility.

                          PART II - OTHER INFORMATION

ITEM 1.     LEGAL PROCEEDINGS

                 Not applicable.

ITEM 2.     CHANGES IN  SECURITIES

                 None

ITEM 3.     DEFAULTS UPON SENIOR SECURITIES

                 None

ITEM 4.     SUBMISSION OF MATTERS TO VOTE OF SECURITY HOLDERS

                 None

ITEM 5.     OTHER INFORMATION

                 None

ITEM 6.     EXHIBITS AND REPORTS ON FORM 8-K

                 (a)  Exhibits

        +3.1  Registrant's Restated Certificate of Incorporation.
        *3.2  Registrant's By-laws.
        *4.1  Form of Common Stock Certificate.

        *4.2  Form of Warrant Certificate.

       **4.3  Unit Purchase Option Granted to GKN Securities Corp.
       **4.4  Warrant Agreement between Continental Stock Transfer & Trust
              Company and the Registrant.
      *10.1   Agency Agreement dated as of May 7, 1993 between the Registrant and GKN Securities Corp. (without schedules).
     **10.2   Share Escrow Agreement between Registrant and Continental Stock
              Transfer & Trust Company.
      *10.3   Letter Agreement among each of the Stockholders of the
              Registrant, the Registrant and GKN Securities Corp.
              (without schedules).
      +10.4   Stock Purchase Agreement dated June 1, 1995, among the
              Registrant, Adage, Inc., Frank Archer, Raymond Rozanski and
              Robert Witherspoon.
     ++10.5   Term Loan Agreement between Manufacturers and Traders Trust
              Company and Niagara Cold Drawn Corp. dated January 31, 1996.
     ++10.6   Amended and Restated Revolving Credit Agreement between
              Manufacturers and Traders Trust Company and Niagara Cold Drawn
              Corp. dated January 31, 1996.
     ++10.7   Stock Purchase Agreement by and among Niagara Cold Drawn Corp.
              and the stockholders of Southwest Steel Company, Inc. dated
              January 31, 1996.
      -10.8   Form of Promissory Note made by Niagara Cold Drawn Corp., dated
              January 31, 1996.
      -10.9   Form of Guaranty made by the Registrant, dated January 31, 1996.
      -10.10  Amended and Restated Promissory Note made by Southwest Steel
              Company, Inc. in favor of the Cohn Family Revocable Trust, u/t/a dated June 15, 1988, in the principal amount of $898,000, dated
              January 31, 1996. o10.11 Guaranty, made by the Registrant in favor of the Cohn Family Revocable Trust, u/t/a dated June 15,
              1988, dated January 31, 1996. o21 Subsidiaries of the
              Registrant.
       27     Financial Data Schedule

- - --------------------------
+ Incorporated by reference to Registrant's Report on Form 10-K for the year ended December 31, 1994.

* Incorporated by reference to exhibits filed with the Registrant's Registration Statement on Form S-1, Registration No. 33-64682.

** Incorporated by reference to exhibits filed with the Registrant's Report on Form 10-K for the fiscal year ended December 31, 1993.

+ Incorporated by reference to exhibit 10.1 to the Registrant's Report on Form 8-K, dated June 6, 1995.

++ Incorporated by reference to exhibits filed with the Registrant's Report on Form 8-K, dated February 13, 1996.

- - -    Incorporated by reference to exhibits filed in the Registrant's Report on
     Form 10-K for the fiscal year ended December 31, 1995.

              (b)  Reports on Form 8-K

                  The Registrant filed its Report on Form 8-K, dated February 15, 1996 (the "8-K"), reporting the Southwest acquisition under Items 2, 5 and 7. The financial statements of Southwest and pro forma financial information were filed by an 8-K amendment on April 15, 1996.


                                     SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date:  May 14, 1996         INTERNATIONAL METALS ACQUISITION CORPORATION
                            --------------------------------------------
                                        (Registrant)

                            /s/ Gilbert D. Scharf
                            --------------------------------------------
                            Gilbert D. Scharf, Vice President

Date:  May 14, 1996         /s/ Gilbert D. Scharf
                            --------------------------------------------
                            Gilbert D. Scharf, Principal Accounting Officer

              Exhibit Index

      +3.1  Registrant's Restated Certificate of Incorporation.
      *3.2  Registrant's By-laws.
      *4.1  Form of Common Stock Certificate.
      *4.2  Form of Warrant Certificate.
     **4.3  Unit Purchase Option Granted to GKN Securities Corp.
      *4.4  Warrant Agreement between Continental Stock Transfer & Trust
            Company and the Registrant.
     *10.1  Agency Agreement dated as of May 7, 1993 between the Registrant and GKN Securities Corp. (without schedules).
    **10.2  Share Escrow Agreement between Registrant and Continental Stock
            Transfer & Trust Company.
     *10.3  Letter Agreement among each of the Stockholders of the Registrant, the Registrant and GKN Securities Corp. (without schedules).
     +10.4  Stock Purchase Agreement dated June 1, 1995, among the
            Registrant, Adage, Inc., Frank Archer, Raymond Rozanski and
            Robert Witherspoon.
    ++10.5  Term Loan Agreement between Manufacturers and Traders Trust
            Company and Niagara Cold Drawn Corp. dated January 31, 1996.
    ++10.6  Amended and Restated Revolving Credit Agreement between
            Manufacturers and Traders Trust Company and Niagara Cold Drawn
            Corp. dated January 31, 1996.
    ++10.7  Stock Purchase Agreement by and among Niagara Cold Drawn Corp. and the stockholders of Southwest Steel Company, Inc. dated January
            31, 1996.
     -10.8  Form of Promissory Note made by Niagara Cold Drawn Corp., dated
            January 31, 1996.
     -10.9 Form of Guaranty made by the Registrant, dated January 31, 1996. -10.10 Amended and Restated Promissory Note made by Southwest Steel
            Company, Inc. in favor of the Cohn Family Revocable Trust, u/t/a dated June 15, 1988, in the principal amount of $898,000, dated
            January 31, 1996.
     -0.11  Guaranty, made by the Registrant in favor of the Cohn Family
            Revocable Trust, u/t/a dated June 15, 1988, dated January 31,
            1996.
    -21     Subsidiaries of the Registrant.
     27     Financial Data Schedule

- - --------------------------

+ Incorporated by reference to Registrant's Report on Form 10-K for the year ended December 31, 1994.

* Incorporated by reference to exhibits filed with the Registrant's Registration Statement on Form S-1, Registration No. 33-64682.

** Incorporated by reference to exhibits filed with the Registrant's Report on Form 10-K for the fiscal year ended December 31, 1993.

+ Incorporated by reference to exhibit 10.1 to the Registrant's Report on Form 8-K, dated June 6, 1995.

++ Incorporated by reference to exhibits filed with the Registrant's Report on Form 8-K, dated February 13, 1996.

- - -    Incorporated by reference to exhibits filed in the Registrant's Report on
     Form 10-K for the fiscal year ended December 31, 1995.